Form 10-K
period 2002-12-31
CAPITAL ONE AUTO FINANCE TRUST 2002-A
filed 2003-03-31
CIK 1171327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2002.

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

333-54736-03
(Commission File Number)

CAPITAL ONE AUTO FINANCE TRUST 2002-A, Issuer/ CAPITAL ONE AUTO RECEIVABLES, LLC, Registrant and Seller
(Exact name of registrant as specified in its charter)

Delaware
(State or Other Jurisdiction of Incorporation of the Issuer)

31-1750007
(Registrant’s I.R.S. Employer Identification No.)

1680 Capital One Drive
McLean, Virginia 22102
(703) 720-1000
(Address and Telephone Number of Principal Executive Offices)

8000 Jones Branch Drive, McLean Virginia 22102
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:                        None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:                        None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  None

Registrant does not have any voting stock.

PART I

Item 1.                                                             Business

This Annual Report on Form 10-K (the “Report”) is filed with respect to Capital One Auto Finance Trust 2002-A (the “Trust”), a common law trust formed under the laws of the State of Delaware pursuant to a Trust Agreement, dated as of March 8, 2002 (the “Trust Agreement”), between Capital One Auto Receivables, LLC, the registrant (referred to herein as the “Company”) and Wilmington Trust Company, as owner trustee (the “Owner Trustee”). The Trust issued $1,200,000,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3 and A-4 (the “Notes”) pursuant to an Indenture, dated as of April 23, 2002 (the “Indenture”), between the Trust and JPMorgan Chase Bank, as indenture trustee (the “Indenture Trustee”) and operating pursuant to an Amended and Restated Trust Agreement, dated as of April 23, 2002 (the “Amended and Restated Trust Agreement”) between the Company and the Owner Trustee.  Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the letter relief granted by the staff of the SEC to other companies in similar circumstances.

Item 2.                                                             Properties

Not applicable.

Item 3.                                                             Legal Proceedings

The registrant knows of no material pending legal proceedings with respect to the Trust or involving the Trust, any Notes, the Company, the Servicer, the Owner Trustee or the Indenture Trustee.

Item 4.             Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Noteholders during the fiscal year covered by this report.

PART II

Item 5.                                                             Market for Registrant’s Common Equity and Related Stockholder Matters

To the best of the registrant's knowledge, there is no established public trading market for the Notes.

(a)           At December 31, 2002 there were fewer than 300 holders of record of each Class of Notes.

(b)           Not applicable.

Item 6.                                                             Selected Financial Data

Not applicable.

Item 7.                                                             Management’s Discussion and Analysis of Financial Condition and Results of Operation

Not applicable.

Item 7A.                                                   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.                                                             Financial Statements and Supplementary Data

Not applicable.

Item 9.                                                             Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.                                                       Directors and Executive Officers of the Registrant

Not applicable.

Item 11.                                                       Executive Compensation

Not applicable.

Item 12.                                                       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Capital One Auto Receivables, LLC owns 100% of the Certificates issued by the Trust.  While some noteholder’s positions in the Trust exceeded 5% of the outstanding principal balance of the Notes, such securities do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

Item 13.                                                       Certain Relationships and Related Transactions

Not applicable.

Item 14.                                                       Controls and Procedures

Not applicable.

PART IV

Item 15.                                                       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)                                  (1)                                  Not applicable.

(2)                                  Not applicable.

(3)                                  The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)                                 Reports of Form 8-K.

                                                The following Current Reports on Form 8-K were filed by the registrant during the year ending December 31, 2002:

Date of Report	Items Reported
April 15, 2002	Items 5 and 7
April 18, 2002	Items 5 and 7
April 25, 2002	Items 5 and 7
April 30, 2002	Items 5 and 7
May 10, 2002	Item 5
May 21, 2002	Item 5
June 12, 2002	Item 5
July 10, 2002	Item 5
August 12, 2002	Item 5
October 10, 2002	Item 5
November 12, 2002	Item 5
December 11, 2002	Item 5
January 6, 2003 *	Item 5
January 15, 2003 **	Item 5

*Amendment to November 2002 Monthly Servicer Report.

**December 2002 Monthly Servicer Report.

(c)                                  See subparagraph (a)(3) above.

(d)                                 Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE AUTO RECEIVABLES LLC
(Registrant)

By:	/s/ Stephen Linehan
Stephen Linehan
Chief Financial Officer

CERTIFICATIONS

I, Stephen Linehan, certify that:

1.                                       I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Capital One Auto Finance Trust 2002-A;

2.                                       Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.                                     Based on my knowledge, the servicing information required to be provided to the Indenture Trustee by the Servicer under the Servicing Agreement for inclusion in these reports is included in these reports;

4.                                     Based on my knowledge and upon the annual compliance statement included in the reports and required to be delivered to the Indenture Trustee in accordance with the Servicing Agreement, and except as disclosed in the reports, the Servicer has fulfilled its obligations under the Servicing Agreement.

5.                                     The reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent accountant, after conducting a review in compliance with the attestation standards established by the American Institute of Certified Public Accountants, as set forth in the Servicing Agreement, that is included in these reports.

Date: March 31, 2003

By:	/s/ Stephen Linehan
Stephen Linehan
Chief Financial Officer

EXHIBIT INDEX

Exhibit 3.1: Limited Liability Company Agreement of the Company (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-54736)).*

Exhibit 3.2: Amended and Restated Limited Liability Company Agreement of the Company dated as of July 26, 2001 (Filed as part of the Company’s Current Report on Form 8-K dated August 6, 2001).*

Exhibit 4.1: Amended and Restated Trust Agreement dated April 23, 2002 between the Company and the Owner Trustee (Filed as part of the Company’s Current Report on Form 8-K dated April 30, 2002).*

Exhibit 4.2: Indenture dated April 23, 2002 between the Trust and the Indenture Trustee (Filed as part of the Company’s Current Report on Form 8-K dated April 30, 2002).*

Exhibit 4.3: Note Guaranty Insurance Policy dated as of April 23, 2002 delivered by MBIA Insurance Corporation (Filed as part of the Company’s Current Report on Form 8-K dated April 30, 2002).*

Exhibit 10.1: Transfer and Assignment Agreement dated April 23, 2002 between the Company and Capital One Auto Finance, Inc. (Filed as part of the Company’s Current Report on Form 8-K dated April 30, 2002).*

Exhibit 10.2: Contribution Agreement dated April 23, 2002 between the Trust and the Company (Filed as part of the Company’s Current Report on Form 8-K dated April 30, 2002).*

Exhibit 10.3: Servicing Agreement dated April 23, 2002 between Capital One Auto Finance, Inc., the Company and the Trust (Filed as part of the Company’s Current Report on Form 8-K dated April 30, 2002).*

Exhibit 10.4: Administration Agreement dated April 23, 2002 among the Trust, Capital One Auto Finance, Inc. and the Indenture Trustee (Filed as part of the Company’s Current Report on Form 8-K dated April 30, 2002).*

Exhibit 10.5: Indemnification Agreement dated as of April 23, 2002 among MBIA Insurance Corporation, the Trust and the Representative of the Underwriters (Filed as part of the Company’s Current Report on Form 8-K dated April 30, 2002).*

Exhibit 99.1 Servicer Report.

Exhibit 99.2: Annual Statement as to Compliance of the Servicer.

Exhibit 99.3:  Annual Report of Independent Public Accountants.

*Incorporated by reference.